Form 10-K
period 1996-12-31
KEYCORP STUDENT LOAN TRUST 1996-A
filed 1997-03-31
CIK 1013456

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20659

                            FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
   SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1996
                               OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                Commission File Number:  33-34274

                 KEYCORP STUDENT LOAN TRUST 1996-A
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New York                                36-4106514
---------------------------             -------------------
State or other jurisdiction              	(I.R.S. employer
of incorporation or organization        identification no.)

     c/o KeyBank, USA, National Association, as Administrator,
----------------------------------------------------------------
     800 Superior Ave, Attn:  Susan Wagner,           44114
---------------------------------------------	     -----------
     Cleveland, Ohio                               (Zip Code)
---------------------------------------------
     (Address of principal executive offices)

Registrant's telephone number, including area code: (216) 828-9359

Securities Registered pursuant to Section 12(b) of the Act: None
                                                 							   ------

Securities Registered pursuant to Section 12(g) of the Act: None
                                                 							   ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No _____
    ---
     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

     The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

     No documents are incorporated by reference into this Form 10-K.

                   Exhibit Index on Page    6
                  Page   1   of    15    Pages

     This Annual Report on Form 10-K is filed in reliance upon a letter dated November 2, 1993, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the Society Student Loan Trust 1993-A, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated November 1, 1993 to the Office of Chief Counsel on behalf of the Registrant. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.


                             PART I

Item 1.  Business.
         --------
         Omitted

Item 2.  Properties.
         ----------
         The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance Guarantor, and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc., a Massachusetts non-profit corporation and not reinsured by the Department. See Exhibits 99(a) and 99(c) a Certificate of Pennsylvania Higher Education Assistance Agency, as Servicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of the Servicer during the fiscal year ended December 31, 1996, and Exhibits 99(b) and 99(d), a Certificate of KeyBank, USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 1996.

Item 3.  Legal Proceedings.
         -----------------
         The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         No matters were submitted to Certificateholders for a vote during the fiscal year covered by this Annual Report.

                             PART II

Item 5.  Market for Registrant's Common Equity and related
         -------------------------------------------------
         Stockholder Matters.
         --------------------
         At December 31, 1996, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates"), one of which was CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There are two (2) persons registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 6.  Selected Financial Data.
         ------------------------
         Omitted.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------
         Omitted.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------
         Omitted.

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure.
         -------------------------------------
         None.
                            PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
         Omitted.

Item 11. Executive Compensation.
         -----------------------
         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management.
         -----------

         As of December 31, 1996, the Certificates were registered in the name of (i) KeyBank, USA and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the two
         (2) DTC participant institutions listed below are record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owner of interests in such Certificates.

                Name and Address of  Amount and Nature        Percent
Title of Class  Beneficial Owner     of Beneficial Ownership  of Class
--------------  -------------------  -----------------------  --------

Floating Rate   Boston Safe Deposit  $  19,000,000.           47.6%
Asset           & Trust Co.          Principal amount
Backed          c/o Mellon           of Certificates
Certificates    Bank,N.A.
                Three Mellon Bank
                Center
                Room 153-3015
                Pittsburgh, PA
                15259

                Goldman, Sachs &     $  20,491,000.           51.4%
                Co.                  Principal amount
                c/o ADP Proxy        of Certificates
                Services
                51 Mercedes Way
                Edgewood, NY 11717

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
          Omitted.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------
          (b) Reports on Form 8-K.
              -------------------
              Registrant filed one 8-K dated November 27,
              1996, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and
              Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

          (c) Exhibits.
              --------
              The following documents are filed as part of this Annual Report on Form 10-K.

Exhibit Number                    Description

     4(a) Form of Indenture between the Trust and the Indenture Trustee (including as exhibits thereto a form of Floating Rate Asset Backed
                Note) [incorporated herein by reference to
                Exhibit 4(a) tothe registration statement on Form S-3, as amended (File No. 333-4274)].

     4(b) Form of Amended and Restated Trust Agreement between Key Bank USA, National Association and the Eligible Lender Trustee (including as an exhibit thereto a form of Floating Rate Asset Backed Certificate) [incorporated herein by reference to Exhibit 4(b) to the registration statement on Form S-3, as amended (File No. 333-
                4274)].

    10(a) Form of Sale and Servicing Agreement among the Seller, PHEAA, the Trust, the Eligible Lender Trustee and the Administrator [incorporated herein by reference to Exhibit 10(a) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    10(b) Form of Supplemental Sale and Servicing Agreement among Key Bank USA, National Association, as Seller and Administrator, PHEAA, the Trust, the Eligible Lender Trustee, the Indenture Trustee and The Access SM Group [incorporated herein by reference to Exhibit 10(b) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    10(c) Form of Administration Agreement among the Administrator, the Trust, and the Indenture Trustee [incorporated herein by reference to
                Exhibit 10(c) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    10(d) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and PHEAA [incorporated herein by reference to
                Exhibit 10(d) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    10(e) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and ASA [incorporated herein by reference to
                Exhibit 10(e) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    10(f) Form of Guarantee Agreement among the Eligible Lender Trustee on behalf of the Trust, Key Bank USA, National Bank and TERI [incorporated herein by reference to Exhibit 10(f) to the registration statement on Form S-3, as amended (File No. 333-4274)].

    99(a)       Servicer's Compliance Certificate

    99(b)       Administrator's Compliance Certificate

    99(c)       Independent Accountants' Report of KPMG Peat
                Marwick

    99(d)       Independent Auditors' Report of Ernst & Young

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 26, 1997



                                      KeyCorp Student Loan Trust 1996-A

                                      By:  The First National Bank of
                                      Chicago, not in its individual
                                      capacity but solely as Eligible
                                      Lender Trustee on behalf of the Trust

                                      By: /s/  R. J. Bruner
                                         ---------------------
                                      Name:    R. J. Bruner
                                            ------------------
                                      Title: Vice President
                                            ------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                        INDEX OF EXHIBITS




     Exhibit Number          Description               Page

         99(a)          Servicer's Compliance           8
                             Certificate

         99(b)       Administrator's Compliance         9
                             Certificate

         99(c)        Independent Accountant's          10
                     Report of KPMG Peat Marwick

         99(d)      Independent Auditor's Report        15
                                 of
                            Ernst & Young